Form 10QSB
period 2002-06-30
HARRODS INVESTMENTS INC
filed 2002-08-19
CIK 1140297

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2002.
                                       or

[ ]     Transitional report filed under Section 13 or 15 (d) of the
        Exchange Act.

                           Commission File No. 0-32729

                                  Harrods Investments, Inc.
                                  --------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of July 30, 2002, there were 1,895,000 shares of Common Stock, par value $.0001 per share, outstanding.

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

                            Harrods Investments, Inc.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                                  BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                                                      As of
                                                                  June 30, 2002
                                                                  --------------

Receivable from trust account (Note 2)                               $   247
                                                                     --------

           Total assets                                              $   247
                                                                     ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses                                $ 9,479
Stock subscription payable (Note 2)                                    1,000
                                                                     --------

           Total liabilities                                          10,479
                                                                     --------

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock, $.0001 par value; 5,000,000 shares
          authorized;  0 shares issued and outstanding                    --
       Common stock, $.0001 par value; 10,000,000 shares
          authorized; 1,895,000 shares issued and outstanding            190
       Additional paid-in capital                                      4,615
       Deficit accumulated during the development stage               (15,037)
                                                                     --------

           Total stockholders' equity (deficit)                       (10,232)
                                                                     --------

           Total liabilities and stockholders' equity
              (deficit)                                              $   247
                                                                     ========

            See accompanying notes to condensed financial statements.


                            Harrods Investments, Inc.
                                 (A DEVELOPMENT-STAGE ENTERPRISE)

                                     STATEMENTS OF OPERATIONS
                                            (UNAUDITED)
                                                                                                                      Period From
                                                                                                                        Inception,
                                                                                                                     April 26, 2000,
                                     Three Months Ended Three Months Ended   Six Months Ended   Six Months Ended         Through
                                       June 30, 2002     June 30, 2001        June 30, 2002       June 30, 2001       June 30, 2002
                                      ----------------   ----------------    ----------------   ----------------    ----------------
General and administrative expenses   $          5,368   $         4,319     $         5,778    $         4,739      $       15,037
                                      ----------------   ----------------    ----------------   ----------------    ----------------

    LOSS BEFORE TAXES                           (5,368)           (4,319)             (5,778)            (4,739)            (15,037)

Provision for income taxes                         --                --                  --                 --                   --
                                      ----------------   ----------------    ----------------   ----------------    ----------------

    NET LOSS                          $        (5,368)   $        (4,319)             (5,778)            (4,739)     $      (15,037)
                                      ================   ================    ================   ================    ================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                   1,895,000          1,895,000           1,895,000          1,893,000           1,893,500
                                      ================   ================    ================   ================    ================

NET LOSS PER SHARE                    $          0.00    $          0.00     $          0.00    $          0.00     $          0.00
                                      ================   ================    ================   ================    ================

                     See accompanying notes to condensed financial statements.

                                                4


                                              Harrods Investments, Inc.
                                         (A DEVELOPMENT-STAGE ENTERPRISE)

                                             STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                             Period From Inception,
                                                                                               April 26, 2000,
                                                        Six Months Ended   Six Months Ended      Through
                                                           June 30, 2002     June 30, 2001     June 30, 2002
                                                          ----------------   ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                              $        (5,778)   $        (4,739)   $      (15,037)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
         Issuance of common stock for services                         --                 --                604
    Increase (decrease) from changes in:
         Receivable from trust account                                300                866              (247)
         Accounts payable and accrued expenses                      4,478              3,723              9,479
         Stock Subscription payable                                 1,000                 --              1,000
                                                          ----------------   ----------------   ----------------

                  Net cash used by operating activities                --               (150)            (4,201)
                                                          ----------------   ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Cash proceeds held by attorney in trust
      account from the issuance of common stock                        --                150              4,201
                                                          ----------------   ----------------   ----------------

                  Net cash provided by financing activities            --                150              4,201
                                                          ----------------   ----------------   ----------------

NET INCREASE (DECREASE) IN CASH                                        --                 --                 --
                                                          ----------------   ----------------   ----------------

CASH, BEGINNING OF PERIOD                                              --                 --                 --
                                                          ----------------   ----------------   ----------------

CASH, END OF PERIOD                                       $            --    $            --    $            --
                                                          ================   ================   ================

                            See accompanying notes to condensed financial statements.

                                                        5

                            Harrods Investments, Inc.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          PERIOD FROM INCEPTION, April 26, 2000, THROUGH June 30, 2002

1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         Harrods Investments, Inc. (a Development-Stage Enterprise) (the "Company") was incorporated on April 26, 2000 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development-stage enterprise as of June 30, 2002.

         BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of June 30, 2002, and its results of operations and cash flows for the three and six months ended June 30, 2002 and 2001, and the period from inception, April 26, 2000, through June 30, 2002. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

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

                            Harrods Investments, Inc.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          PERIOD FROM INCEPTION, April 26, 2000, THROUGH June 30, 2002

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

         As of June 30, 2002, in connection with private placements of its common stock, the Company has issued an aggregate of 90,000 shares of common stock in exchange for cash aggregating $2,700. Additionally, the Company has a $1,000 stock subscription payable related to funds received for which the related 20,000 shares have yet to be issued. As of June 30, 2002, the related unexpended cash proceeds are held by the Company's legal counsel in a trust account (Note 3).

3.       RELATED-PARTY TRANSACTIONS

         During the three months ended June 30, 2002, and the period from inception, April 26, 2000, through June 30, 2002, the Company received legal services from a stockholder that aggregated $4,000 and $10,824, respectively. In connection with these services, the Company owes the related stockholder $8,175 at June 30, 2002, and such amount is included in accounts payable and accrued expenses in the accompanying balance sheet. This stockholder also maintains the Company's unexpended cash proceeds in a trust account (Note 2).

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

Expenses for the Six and Three Months Ended June 30, 2002 and 2001

         Expenses for the six and three months ended June 30, 2002 were $5,778 and $5,368, respectively, as compared to $4,739 and $4,319, respectively, for the same periods ended June 30, 2001. The expenses resulted primarily from accounting/auditing, legal, and general administrative expenses relating to the Company's annual and quarterly public disclosure and reporting requirements. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

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

         99.1 Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 2002.

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

                                 Dated:   August 19, 2002